Form 10-K
period 2005-12-31
BellaVista Mortgage Trust 2005-1
filed 2006-03-28
CIK 1315834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended: December 31, 2005
                              -----------------

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                     Commission file number: [333-117593-04]
                                             --------------


                         BellaVista Funding Corporation
                                  on behalf of
                        BellaVista Mortgage Trust 2005-1
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                                             20-1372869
------------------------------------                             ---------------------------------------------
(State or other jurisdiction of                                       (I.R.S. Employer Identification No.)
incorporation or organization)


      1299 Ocean Avenue, Suite 240
      Santa Monica, California                                                        90401
-----------------------------------------------                  ---------------------------------------------
(Address of principal executive offices)                                           (Zip Code)

Registrant's telephone number, including area code:   (310) 255-4443
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                      * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled BellaVista Mortgage Trust 2005-1 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of January 1, 2005 (the "Pooling and Servicing Agreement") among BellaVista Funding Corporation, as depositor (the "Company"), Countrywide Home Loans Servicing LP, as master servicer (the "Master Servicer") and The Bank of New York, as trustee (the "Trustee"), for the issuance of BellaVista Mortgage Trust 2005-1, Mortgage Pass-Through Certificates, Series 2005-1 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, in particular, the relief granted to CWMBS, Inc. in the Staff Reply Letter dated February 3, 1994 (the "Relief Letter").

                                     PART I


Item 1.           Business.

                  Not applicable.  See the Relief Letter.

Item 1A.          Risk Factors.

                  Not applicable.

Item 1B.          Unresolved Staff Comments.

                  None.

Item 2.           Properties.

                  Not applicable.  See the Relief Letter.

Item 3.           Legal Proceedings.

                  There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report other than ordinary routine litigation incidental to the duties of the Trust Fund, the Trustee, the Master Servicer or the Company, nor is the Company aware of any such proceedings contemplated by governmental authorities.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         (a) Item 201 of Regulation S-K:

            i. Market Information. There is no established public trading market for the Certificates.

           ii. Holders. As of December 31, 2005 there were less than 300 holders of record of the Certificates.

          iii. Dividends. Not applicable. See the Relief Letter. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

           iv. Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.

                Item 701 of Regulation S-K.  Not applicable.

         (b)    Rule 463 of the Securities Act of 1933. Not applicable.

         (c) Item 703 of Regulation S-K. Not applicable as theRegistrant has no class of equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

Item 6.  Selected Financial Data.

         Not applicable.  See the Relief Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not applicable.  See the Relief Letter.

Item 7A  Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not applicable.  See the Relief Letter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not applicable. The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose information under Item 307 of Regulation S-K. See Item 307 of Regulation S-K and Exchange Act Rule 15d-15(a). The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose information under Item 308 of Regulation S-K. See Instruction 2 to Item 308 of Regulation S-K and Exchange Act Rule 15d-15(a).


Item 9B. Other Information.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Not applicable.  See the Relief Letter.

Item 11. Executive Compensation.

         Not applicable.  See the Relief Letter.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

         Information required by Item 201(d) of Regulation S-K: Not applicable.

         Information required by Item 403 of Regulation S-K:

         (a) Not applicable. See the Relief Letter.

         (b) Not applicable. See the Relief Letter.

         (c) Not applicable. See the Relief Letter.

Item 13. Certain Relationships and Related Transactions.

         Not applicable.  See the Relief Letter.

Item 14. Principal Accounting Fees and Services.

         Not applicable. The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose this information. See Instructions to Item 14.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules.

         (a) (1)    Pursuant to the Pooling and  Servicing  Agreement, the
                    Master

                    Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is attached as
                    Exhibit 99.2 to this Report. See Relief Letter.

             (2)    Not applicable.

             (3)    The required exhibits are as follows:

                    o Exhibit 3(i): Copy of Company's Certificate of
                      Incorporation (Filed as Exhibit 3.2(i) to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-123082))

                    o Exhibit 3(ii): Copy of Company's By-laws (Filed as Exhibit
                      3.2(ii) to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-123082))

                    o Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on Febrary 14, 2005).

                    o Exhibit 31: Rule 15d-14(a) Certification.

                    o Exhibit 99.1: Annual Statement of the Master Servicer.

                    o Exhibit 99.2: Annual Report of the Firm of Accountants in
                      respect of the Master Servicer.

                    o Exhibit 99.3: Annual Statement of National City Mortgage
                      Co.

                    o Exhibit 99.4: Annual Report of the Firm of Accountants in
                      respect of National City Mortgage Co.

                    o Exhibit 99.5: Annual Statement of Lydian Private Bank.

                    o Exhibit 99.6: Annual Report of the Firm of Accountants in
                      respect of Lydian Private Bank.

                    o Exhibit 99.7: Annual Statement of Washington Mutual Bank.

                    o Exhibit 99.8: Annual Report of the Firm of Accountants in
                      respect of Washington Mutual Bank.

         (b) See subparagraph (a)(3) above.

         (c) Not applicable. See the Relief Letter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BELLAVISTA MORTGAGE TRUST 2005-1*

                                            By:  BellaVista Funding Corporation
                                                    as Depositor

                                            By:  /s/ Claus Lund
                                                 ------------------------------
                                                 Claus Lund
                                                 President

                                            Date:  March 28, 2006







---------
* This Report is being filed by the Depositor on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been, or will be, sent to Certificateholders. See the Relief Letter.

                                  EXHIBIT INDEX



Exhibit   Document
-------   --------


3(i) Company's Certificate of Incorporation (Filed as Exhibit 3.2(i) to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-123082))*

3(ii) Company's By-laws (Filed as Exhibit 3.2(ii) to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-123082))*

4 Pooling and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on February 14, 2005)*

31        Rule 15d-14(a) Certification

99.1      Annual Statement of the Master Servicer

99.2      Annual Report of the Firm of Accountants in respect of the Master
          Servicer

99.3      Annual Statement of National City Mortgage Co.

99.4 Annual Report of the Firm of Accountants in respect of National City Mortgage Co.

99.5      Annual Statement of Lydian Private Bank

99.6      Annual Report of the Firm of Accountants in respect of Lydian Private
          Bank

99.7      Annual Statement of Washington Mutual Bank

99.8      Annual Report of the Firm of Accountants in respect of Washington
          Mutual Bank

_______________
*        Incorporated herein by reference.